Form 10-K
period 2004-12-31
PDC 2003-D LP
filed 2005-04-25
CIK 1270430

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes        No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

There is no trading market for the registrant's securities.

PART I

ITEM 1.  BUSINESS.

General

      PDC 2003-D Limited Partnership ("the Partnership") is a limited partnership formed on December 15, 2003 pursuant to the West Virginia Uniform Limited Partnership Act.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

      Since the commencement of operations on December 15, 2003, the Partnership has been engaged in onshore, domestic oil and natural gas exploration exclusively in the Rocky Mountain Region.  A total of 10 limited partners contributed initial capital of $290,000; a total of 1,113 additional general partners contributed initial capital of $34,706,823; and PDC (Managing General Partner) contributed $7,611,809 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).  During 2004, in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners.

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

Employees

      The Partnership has no employees, however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

      The Partnership participated in the drilling of forty-three gross (41.15 net) wells and will continue to operate and produce its forty-two gross productive wells.  The Partnership does not have unexpended initial capital and no additional drilling activity planned.

      See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

      The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place.  The Partnership sold oil and natural gas to several entities of which three customers accounted for 41.3%, 36.0% and 22.7% of the Partnership's total oil and natural gas sales for year ended December 31, 2004.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within the next two year period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

      The Partnership competes in marketing its gas and oil with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

      State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $210,560 and $20,000 in 2004 and 2003 respectively to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnership's drilling activity from December 15, 2003 (date of inception) to December 31, 2004.  All of the Partnership's wells drilled and producing are located in Colorado.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
42	1	43	41.15	1.0	42.15

     The Partnership has not participated in any exploratory wells.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

Productive Wells

     As outlined in the above table, the Partnership has a total of 42 gross productive wells (41.15 net wells) all of which are located in Colorado.

     A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities.  For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

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

ITEM 3.  LEGAL PROCEEDINGS.

      The Managing General Partner as driller/operator is not party to any legal action that it believes would have a materially adverse affect on the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Year Ended December 31,2004	Period from December 15 , 2003 (date of inception) to December 31, 2003
Oil and Gas Sales	$9,472,210	-
Costs and Expenses	5,699,557	894,242
Net Income (Loss)	3,774,079	(894,242)
Allocation of Net Income (Loss):
Managing General Partner	754,816	(3,864)
Limited and Additional General Partners	3,019,263	(890,378)
Per Limited and Additional General Partner Unit	1,725	(509)
Total Assets	36,492,032	38,060,969
Cash Distributions:
Managing General Partner	1,089,807	-
Limited and Additional General Partners	4,359,237	-

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2004.  Forty-three wells have been drilled, and forty-two have been completed as producers.  No additional wells will be drilled.

The Partnership had working capital at December 3, 2003 of $2,282,870.

Operations are expected to be conducted with available funds and revenues generated from oil and natural gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas production from the wells started during the second quarter of 2004, with revenue distributions to the partners commencing during the third quarter.  Oil and gas sales for the year ended December 31, 2004 were $9,472,210.  For the year ended December 31, 2004, the Partnership sold 1,238,576 Mcf of gas and 82,935 barrels of oil at average sales prices of $5.13 and $37.61, respectively.  Lifting cost per Mcfe in 2004 amounted to $0.91.  Depreciation, depletion and amortization was $4,088,138 for the year ended December 31, 2004.  Cash distributions to the partners amounted to $5,449,044.

2003 Results

In accordance with the Partnership agreement, a one-time management fee equal to 2 ½% of investors' subscriptions was charged to the Partnership in the amount of $874,921 by the Managing General Partner.  This fee was paid by the Partnership to the Managing General Partner of the Partnership upon funding of the Partnership.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

Asset Retirement Obligation

     In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" the Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	261,956	3.89	-	48,895
Natural Gas	Ceilings	130,978	5.10	-	(101,188)
Oil	Floors	32,309	32.30	1,043,591	27,526
Oil	Ceilings	16,155	40.00	646,186	(87,382)
Contracts maturing in 12 months following December 31 , 2004
Natural Gas	Floors	261,956	3.89	-	48,895
Natural Gas	Ceilings	130,978	5.10	-	(101,188)
Oil	Floors	32,309	32.30	1,043,591	27,526
Oil	Ceilings	16,155	40.00	646,186	(87,382)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004 and 2003 was $6.14 per Mmbtu and $5.39 per Mmbtu. The average NYMEX closing price for oil for the years 2004 and 2003 was $41.44 per bbl and $30.98 per bbl.  The average CIG closing price for natural gas for the years 2004 and 2003 was $5.17 per Mmbtu and $4.04 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 9B.  OTHER INFORMATION

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

     NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table represents compensation or reimbursements by the Partnership to PDC or other related parties during the year ended December 31, 2004 and the period from December 15, 2003 (date of inception) to December 31, 2003.

	2004	2003
Drilling and completion costs	$ -	38,059,045
Syndication costs*	-	3,674,666
Management fee	-	874,921
Lifting costs	1,586,473	-
Tax return preparation	6,015	7,125
Direct administrative cost	2,948	4,510

* Consists of broker dealers commission paid to PDC Securities Incorporated (100% subsidiary of the Managing General Partner and Dealer Manager of the drilling program) which was reallowed or paid to the Soliciting Broker Dealers of the drilling program.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the year ended December 31, 2004 and the period from December 15, 2003 (date of inception) to December 31, 2003, the Partnership paid KPMG LLP $6,982 and $6,686, respectively for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.  Included in the period from December 15, 2003 (date of inception) to December 31, 2003 KPMG LLP provided income tax services in the amount of $1,000.

Pre-Approval Policies and Procedures

     The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. Since the Partnership does not have an Audit Committee, the Managing General Partner's Audit Committee also serves for the Partnership.  The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by the authorized Audit Committee member.   Actual fees incurred for all services performed by the independent accountant will be reported to the Audit Committee after the services are fully performed.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

        (3)   Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2003-D Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ Steven R. Williams Steven R. Williams
April 19 , 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 19, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 19, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 19, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 19, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 19, 2005

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Year Ended December 31, 2004 and

Period from December 15, 2003

 (date of inception) to December 31, 2003

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets - December 31, 2004 and 2003	F-4
Statements of Operations - Year Ended December 31, 2004 and Period from December 15, 2003 (date of inception) to December 31, 2003	F-5
Statements of Partners' Equity and Comprehensive Income (Loss)- Year Ended December 31, 2004 and Period from December 15, 2003 (date of inception) to December 31, 2003	F-6
Statements of Cash Flows - Year Ended December 31, 2004 and Period from December 15, 2003 (date of inception) to December 31, 2003	F-7
Notes to Financial Statements	F-8

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2003-D Limited Partnership:

We have audited the accompanying balance sheets of PDC 2003-D Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004 and for the period from December 15, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2003-D Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from December 15, 2003 (date of inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 19, 2005

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets

Current assets:	2004	2003
Cash	$ 1,380	90
Accounts receivable - oil and gas revenues	2,500,280	-
Total current assets	2,501,660	90

Oil and gas properties, successful efforts method (notes 3 and 6):
Oil and gas properties	38,078,510	3,620,491
Unevaluated properties	- 38,078,510	34,440,388 38,060,879
Less accumulated depreciation, depletion and amortization	4,088,138	-
	33,990,372	38,060,879
	$36,492,032	$38,060,969
Current Liabilities and Partners' Equity

Current liabilities:
Due to Managing General Partner	100	100
Accrued expenses	218,689	19,311
Total current liabilities	218,789	19,411

Asset retirement obligation	20,633	1,834

Partners' equity	36,252,610	38,039,724
	$36,492,032	38,060,969

See accompanying notes to financial statements.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Year Ended December 31, 2004 and

Period from December 15, 2003 (date of inception)

to December 31, 2003

	2004	2003
Revenues:
Sales of oil and gas	$9,472,210	-
Interest income	1,426	-
	9,473,636	-

Expenses (note 3):
Management fee	-	874,921
Lifting costs	1,586,473	-
Independent engineering fee	7,733	-
Independent audit fee	6,982	6,686
Tax return preparation	6,015	8,125
Direct administrative cost	4,216	4,510
Depreciation, depletion and amortization	4,088,138	-
	5,699,557	894,242

Net income (loss)	$3,774,079	(894,242)

Net income (loss) per limited and additional general partner unit	$ 1,725	(509)

See accompanying notes to financial statements.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income (Loss)

Year Ended December 31, 2004 and

Period from December 15, 2003 (date of inception)

to December 31, 2003

Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income (loss)

				Total
Partners' initial capital contributions	$34,996,823	$7,611,809	-	$42,608,632
Syndication costs	(3,674,666)	-		(3,674,666)

Comprehensive income (loss):
Net income (loss)	(890,378)	(3,864)		(894,242)
Change in fair value of outstanding hedging positions			-
Reclassification adjustment for settled contracts included in net income (loss)			-
Other comprehensive income (loss)			-	-
Comprehensive income (loss)				(894,242)

Balance December 31, 2003	30,431,779	7,607,945	-	38,039,724

Distribution to partners	(4,359,237)	(1,089,807)		(5,449,044)

Comprehensive income (loss):
Net income (loss)	3,019,263	754,816		3,774,079
Change in fair value of outstanding hedging positions			(219,497)
Reclassification adjustment for settled contracts included in net income (loss)			107,348
Other comprehensive income (loss)			(112,149)	(112,149)
Comprehensive income (loss)				3,661,930

Balance December 31, 2004	$29,091,805	$7,272,954	$(112,149)	$36,252,610

See accompanying notes to financial statements.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Year Ended December 31, 2004 and

Period from December 15, 2003 (date of inception)

to December 31, 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,774,079	(894,242)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	4,088,138	-
Accretion of asset retirement obligation	1,168	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil & gas revenues	(2,423,859)	-
Increase in due to Managing General Partner	-	100
Increase in accrued expenses	10,808	19,311

Net cash provided by (used by) operating activities	5,450,334	(874,831)

Cash flows from investing activities:
Expenditures for oil and gas properties	-	(3,618,657)
Expenditures for unevaluated oil and gas properties	-	(34,440,388)

Net cash used by investing activities	-	(38,059,045)

Cash flows from financing activities:
Limited and additional general partner contributions	-	34,996,823
Managing General Partner contribution	-	7,611,809
Syndication cost paid	-	(3,674,666)
Distributions to partners	(5,449,044)	-
Net cash (used by) provided from financing activities	(5,449,044)	38,933,966

Net increase in cash	1,290	90
Cash at beginning of period	90	-
Cash at end of period	$ 1,380	90

See accompanying notes to financial statements.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(1)    Summary of Significant Accounting Policies

       Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2003-D Limited Partnership (the Partnership).  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.   Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2004 and 2003 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

    The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

The Partnership sold oil and natural gas to several entities of which three customers accounted for 41.3%, 36.0% and 22.7% of the Partnership's total oil and natural gas sales for year ended December 31, 2004.

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

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income loss, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Managing General Partner discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur or the Managing General Partner determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)    Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the year ended December 31, 2004 and the period from December 15, 2003 (date of inception) to December 31, 2003.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

	2004	2003
Drilling and completion costs	$ -	38,059,045
Syndication costs*	-	3,674,666
Management fee	-	874,921
Lifting costs	1,586,473	-
Tax return preparation	6,015	7,125
Direct administrative cost	2,948	4,510

* Consists of broker dealers commission paid to PDC Securities Incorporated (100% subsidiary of the Managing General Partner and Dealer Manager of the drilling program) which was reallowed or paid to the Soliciting Broker Dealers of the drilling program.

 (4)    Allocation

The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking into account the Managing General Partner's capital contribution equal to a minimum of 20% of the initial capital, in the costs and revenues of the Partnership.

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

____________________

(1)  Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

(2)  Represents a one-time fee paid to the Managing General Partner on the day the Partnership is funded equal to 2-1/2% of total investor subscriptions.

(3)  Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                     Notes to Financial Statements

 (4)  The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

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

(7)  In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners. During 2004 and 2003 there were no units purchased by PDC.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004.

Commodity                Type                     Quantity                Weighted                     Total                          Fair

		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	261,956	3.89	-	48,895
Natural Gas	Ceilings	130,978	5.10	-	(101,188)
Oil	Floors	32,309	32.30	1,043,591	27,526
Oil	Ceilings	16,155	40.00	646,186	(87,382)
F-12 PDC 2003-D LIMITED PARTNERSHIP (A West Virginia Limited Partnership) Notes to Financial Statements Contracts maturing in 12 months following December 31 , 2004
Natural Gas	Floors	261,956	3.89	-	48,895
Natural Gas	Ceilings	130,978	5.10	-	(101,188)
Oil	Floors	32,309	32.30	1,043,591	27,526
Oil	Ceilings	16,155	40.00	646,186	(87,382)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)    Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

                                                                                                                                                          December 31,

                                                                                                                                                      2004                    2003

                        Lease acquisition costs                                                                         $   1,114,638                 119,497

                        Intangible development costs                                                                 30,447,236              2,894,160

                        Well equipment                                                                                            6,497,171                 605,000

                        Capitalized asset retirement cost                                                                    19,465                    1,834

                                                                                                                                            $38,078,510              3,620,491

The following additional costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31, 2004	Period from December 15, 2003 (date of inception) to December 31, 2003
Costs incurred:
Property acquisition costs	$ -	119,497
Development costs	-	3,499,160
Unevaluated oil and gas properties	-	34,440,388
	$ -	38,059,045

Unevaluated oil and gas properties consist of payments to the managing general partner for drilling, completion, lease acquisition and gathering system costs on wells drilled.  Forty-two of the forty three wells drilled are productive.

(7)    Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes.   At December 31, 2004 and 2003, the income tax basis of the Partnership's oil and gas properties was $3,892,076 and $7,611,809, respectively.

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(8)    Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated at December 31, 2004 and 2003 by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Oil (Bbls)
	2004	2003
Proved developed reserves:
Beginning of year	51,000	-
Revisions of previous estimates	-	-
New Discoveries and extensions
Rocky Mountain Region	542,000	51,000
Production	(83,000)	-
End of year	510,000	51,000

	Gas (Mcfs)
	2004	2003
Proved developed reserves:
Beginning of year	1,136,000	-
Revisions of previous estimates	-	-
New Discoveries and extensions
Rocky Mountain Region	12,567,000	1,136,000
Production	(1,239,000)	-
End of year	12,464,000	1,136,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

	As of December 31,
	2004	2003

Future estimated revenues	$ 93,436,000	7,816,000
Future estimated production costs	(23,833,000)	(1,445,000)
Future estimated development costs	(2,569,000)	(279,000)
Future net cash flows	67,034,000	6,092,000
10% annual discount for estimated timing of cash flows	(33,785,000)	(2,806,000)
Standardized measure of discounted future
estimated net cash flows	$33,249,000	3,286,000

PDC 2003-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year Ended December 31,	Period from December 15, 2003 (date of inception) to December 31,
	2004	2003

Sales of oil and gas production, net of production costs	$(7,886,000)	-
Net changes in prices and production costs	(36,023,000)	-
Extensions, discoveries, and improved recovery,
less related cost	-	6,092,000
Development costs incurred during the period	38,059,000	-
Revisions of previous quantity estimates	66,792,000	-
Discount	(30,979,000)	(2,806,000)
	$29,963,000)	3,286,000

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