Form 10-Q
period 2010-06-30
PDC 2003-D LP
filed 2010-12-15
CIK 1270430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

(303) 860-5800
(Registrant's telephone number, including area code)

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

As of June 30, 2010 the Partnership had 1,749.84 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for natural gas and oil;
•	changes in estimates of proved reserves;
•	declines in the values of the Partnership’s natural gas and oil properties resulting from impairments;
•	the timing and extent of the Partnership’s success in further developing and producing the Partnership’s natural gas and oil reserves;
•	the Managing General Partner’s ability to acquire drilling rig services, supplies and services at reasonable prices;
•	risks incident to the additional Codell formation development and operation of natural gas and oil wells;
•	future production and additional Codell formation development costs;
•	the availability of Partnership future cash flows for investor distributions or funding of Additional Codell Formation Development Plan activities;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America, or U.S.;
•	changes in environmental laws and the regulations and enforcement related to those laws;
•	the identification of and severity of environmental events and governmental responses to the events;
•	the effect of natural gas and oil derivatives activities;
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

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

PDC 2003-D Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$107,660	$107,580
Accounts receivable	178,739	182,034
Oil inventory	28,539	32,469
Due from Managing General Partner-derivatives	367,634	332,812
Due from Managing General Partner-other, net	231,658	440,146
Total current assets	914,230	1,095,041

Natural gas and oil properties, successful efforts method, at cost	26,998,346	26,982,833
Less: Accumulated depreciation, depletion and amortization	(15,092,766)	(14,239,379)
Oil and gas properties, net	11,905,580	12,743,454

Due from Managing General Partner-derivatives	728,003	307,821
Other assets	69,120	57,235
Total noncurrent assets	12,702,703	13,108,510

Total Assets	$13,616,933	$14,203,551

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$87,517	$20,551
Due to Managing General Partner-derivatives	289,819	297,960
Total current liabilities	377,336	318,511

Due to Managing General Partner-derivatives	767,525	906,376
Asset retirement obligations	411,432	399,463
Total liabilities	1,556,293	1,624,350

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	2,417,118	2,520,829
Limited Partners - 1,749.84 units issued and outstanding	9,643,522	10,058,372
Total Partners' equity	12,060,640	12,579,201

Total Liabilities and Partners' Equity	$13,616,933	$14,203,551
_________________________________
*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-D Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$525,106	$455,131	$1,222,878	$867,048
Commodity price risk management gain (loss), net	225,170	(483,653)	899,735	(513,697)
Total revenues	750,276	(28,522)	2,122,613	353,351

Operating costs and expenses:
Natural gas and oil production costs	342,633	211,257	670,973	496,591
Direct costs - general and administrative	3,858	8,840	5,011	15,212
Depreciation, depletion and amortization	408,267	544,824	853,387	1,045,178
Accretion of asset retirement obligations	6,029	4,042	11,969	8,084
Total operating costs and expenses	760,787	768,963	1,541,340	1,565,065

(Loss) income from operations	(10,511)	(797,485)	581,273	(1,211,714)

Interest income	40	13,490	80	27,260

Net (loss) income	$(10,471)	$(783,995)	$581,353	$(1,184,454)

Net (loss) income allocated to partners	$(10,471)	$(783,995)	$581,353	$(1,184,454)
Less: Managing General Partner interest in net (loss) income	(2,094)	(156,799)	116,271	(236,891)
Net (loss) income allocated to Investor Partners	$(8,377)	$(627,196)	$465,082	$(947,563)

Net (loss) income per Investor Partner unit	$(5)	$(358)	$266	$(542)

Investor Partner units outstanding	1,749.84	1,749.84	1,749.84	1,749.84

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-D Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$581,353	$(1,184,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	853,387	1,045,178
Accretion of asset retirement obligations	11,969	8,084
Unrealized (gain) loss on derivative transactions	(601,996)	1,356,169
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,295	55,165
Decrease in oil inventory	3,930	12,357
Increase in other assets	(11,885)	(12,278)
Increase (decrease) in accounts payable and accrued expenses	66,966	(20,896)
Decrease in Due from Managing General Partner - other, net	208,488	8,944
Net cash provided by operating activities	1,115,507	1,268,269

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(15,513)	(41,869)
Net cash used in investing activities	(15,513)	(41,869)

Cash flows from financing activities:
Distributions to Partners	(1,099,914)	(1,225,268)
Net cash used in financing activities	(1,099,914)	(1,225,268)

Net increase in cash and cash equivalents	80	1,132
Cash and cash equivalents, beginning of period	107,580	106,325
Cash and cash equivalents, end of period	$107,660	$107,457

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2003-D Limited Partnership (the “Partnership”) was organized as a limited partnership on September 25, 2003 in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on December 15, 2003, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

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

As of June 30, 2010, there were 1,227 Investor Partners.  As of June 30, 2010 the Managing General Partner has repurchased 41.84 units of the total 1,749.84 outstanding units of Partnership interests from Investor Partners at an average price of $5,749 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

Index

PDC 2003-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

Internal Control over Financial Reporting in Exchange Act Periodic Reports

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Partnership as a smaller reporting company filer from the SOX requirement that registrants, which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

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
June 30, 2010
(unaudited)

The following table presents transactions with the Managing General Partner reflected in the balance sheet line item – “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership’s investors as of the dates indicated.

	June 30, 2010	December 31, 2009

Natural gas and oil sales revenues collected from the Partnership's third-party customers	$185,524	$207,355
Commodity Price Risk Management, Realized Gains	24,840	226,559
Other (1)	21,294	6,232
Total Due from Managing General Partner-other, net	$231,658	$440,146

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$295,676	$164,770	$586,436	$405,744
Gathering, compression and processing fees	20,000	23,065	42,779	42,542
Direct costs - general and administrative	3,858	8,840	5,011	15,212
Cash distributions*	91,417	155,802	241,020	266,002

*Cash distributions include $7,980 and $21,038 during the three and six months ended June 30, 2010, respectively, and $12,403 and $20,948 during the three and six months ended June 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2003-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$311,686	$328,947	$640,633
Total assets	311,686	328,947	640,633

Liabilities:
Commodity based derivatives	(20,235)	(78,306)	(98,541)
Basis protection derivative contracts	-	(1,105,795)	(1,105,795)
Total liabilities	(20,235)	(1,184,101)	(1,204,336)

Net asset (liability)	$291,451	$(855,154)	$(563,703)

As of June 30, 2010
Assets:
Commodity based derivatives	$967,179	$128,458	$1,095,637
Total assets	967,179	128,458	1,095,637

Liabilities:
Commodity based derivatives	-	(42,609)	(42,609)
Basis protection derivative contracts	-	(1,014,735)	(1,014,735)
Total liabilities	-	(1,057,344)	(1,057,344)

Net asset (liability)	$967,179	$(928,886)	$38,293

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended June 30, 2010
Fair value, net liability, as of December 31, 2009	$(855,154)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	128,164
Settlements	(201,896)
Fair value, net liability, as of June 30, 2010	$(928,886)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$96,749

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

Index

PDC 2003-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis swap, in place for a portion of its anticipated production through 2013 for a total of 861,341 MMbtu of natural gas and 9,883 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
		Balance Sheet	June 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2010	2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$367,634	$332,812

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	728,003	307,821

Total Derivative Assets			$1,095,637	$640,633

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(19,599)	$(20,800)

	Basis protection contracts	Due to Managing General Partner-derivatives	(270,220)	(277,160)

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(23,011)	(77,741)

	Basis protection contracts	Due to Managing General Partner-derivatives	(744,514)	(828,635)

Total Derivative Liabilities			$(1,057,344)	$(1,204,336)

(1) As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total

Commodity price risk management, net
Realized gains (losses)	$20,281	$9,552	$29,833	$365,002	$(28,728)	$336,274
Unrealized (losses) gains	(20,281)	215,618	195,337	(365,002)	(454,925)	(819,927)
Total commodity price risk management gain (loss), net	$-	$225,170	$225,170	$-	$(483,653)	$(483,653)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$170,528	$127,211	$297,739	$681,398	$161,074	$842,472
Unrealized (losses) gains	(170,528)	772,524	601,996	(681,398)	(674,771)	(1,356,169)
Total commodity price risk management gain (loss), net	$-	$899,735	$899,735	$-	$(513,697)	$(513,697)

Index

PDC 2003-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  As of June 30, 2010, the Partnership had accrued an environmental remediation liability included in Balance Sheet line item captioned “Accounts payable and accrued expenses.” This accrual represents costs estimated to be incurred in addition to normal recurring environmental-related expenditures which have been incurred and recorded at June 30, 2010.  During the second quarter of 2010, the Managing General Partner identified existing ground contamination at two Partnership wells.  The accrual of approximately $68,000 is the estimated cost attributable to the Partnership, based principally on estimated third party costs, to remediate the ground contamination.  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

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

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2003-D Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in December 2003 and operates 43 gross (41 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  The Partnership drilled two wells (1.5 net) that were evaluated to be developmental dry holes.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas and oil sales increased 41% or $0.4 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 13% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.02 for the current year period compared to $3.70 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.47 per Mcfe or $0.3 million to the first six months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $7.49 for the current year six months from $7.29 for the same prior year period.

The Partnership’s natural gas and oil production expenses increased by $0.2 million during the 2010 six month period.  Higher production expenditures were primarily due to environmental remediation activities during the current six month period at three Partnership wells.

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	43	43	-	43	43	-

Production (1)
Natural gas (Mcf)	76,762	98,470	-22%	159,557	184,765	-14%
Oil (Bbl)	3,504	4,469	-22%	7,259	8,263	-12%
Natural gas equivalents (Mcfe) (2)	97,786	125,284	-22%	203,111	234,343	-13%

Natural Gas and Oil Sales
Natural gas	$279,186	$215,711	29%	$706,409	$493,008	43%
Oil	245,920	239,420	3%	516,469	374,040	38%
Total natural gas and oil sales	$525,106	$455,131	15%	$1,222,878	$867,048	41%

Realized (Loss) Gain on Derivatives, net
Natural gas	$(5,135)	$255,859	-102%	$230,045	$640,008	-64%
Oil	34,968	80,415	-57%	67,694	202,464	-67%
Total realized gain on derivatives, net	$29,833	$336,274	-91%	$297,739	$842,472	-65%

Average Selling Price (excluding realized (loss) gain on derivatives)
Natural gas (per Mcf)	$3.64	$2.19	66%	$4.43	$2.67	66%
Oil (per Bbl)	70.18	53.57	31%	71.15	45.27	57%
Natural gas equivalents (per Mcfe)	5.37	3.63	48%	6.02	3.70	63%

Average Selling Price (including realized (loss) gain on derivatives)
Natural gas (per Mcf)	$3.57	$4.79	-25%	$5.87	$6.13	-4%
Oil (per Bbl)	80.16	71.57	12%	80.47	69.77	15%
Natural gas equivalents (per Mcfe)	5.68	6.32	-10%	7.49	7.29	3%

Average Lifting Cost (per Mcfe) (3)	$3.50	$1.69	108%	$3.30	$2.12	56%

Operating costs and expenses
Direct costs - general and administrative	$3,858	$8,840	-56%	$5,011	$15,212	-67%
Depreciation, depletion and amortization	$408,267	$544,824	-25%	$853,387	$1,045,178	-18%

Cash distributions	$417,186	$716,997	-42%	$1,099,914	$1,225,268	-10%

*Percentage change not meaningful, equal to or greater than 250% or not calculable.  Amounts may not calculate due to rounding.
_______________
(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Lifting costs represent natural gas and oil operating expenses, which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.4 million, or 41% increase in total sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 63%, which was partially offset by a production volume decrease of 13%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.02 for the current year six month period compared to $3.70 for the same period a year ago.

Natural gas and oil revenues increased by 43% and 38%, respectively. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 66%, which were partially offset by lower Partnership natural gas production volumes of 14%.  This compares to the more moderate oil revenue increase in which the rise in commodity prices per Bbl, of 57% was partially offset by the more moderate decline in oil production volumes of 12% during the current six month period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The $0.1 million, or 15% increase in total sales for the 2010 second quarter as compared to the prior year second quarter was primarily a reflection of the higher average sales price per Mcfe of 48%, which was partially offset by the production volume decrease of 22%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.37 for the current year quarter compared to $3.63 for the same quarter a year ago.

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

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net, includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
Commodity price risk management gain (loss), net	2010	2009	2010	2009
Realized gain (loss)
Oil	$34,968	$80,415	$67,694	$202,464
Natural Gas	(5,135)	255,859	230,045	640,008
Total realized gain, net	29,833	336,274	297,739	842,472

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(20,281)	(365,002)	(170,528)	(681,398)
Unrealized gain (loss) for the period	215,618	(454,925)	772,524	(674,771)
Total unrealized gain (loss), net	195,337	(819,927)	601,996	(1,356,169)
Commodity price risk management gain (loss), net	$225,170	$(483,653)	$899,735	$(513,697)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $0.3 million, primarily a result of lower natural gas prices at settlement compared to the respective strike price.  Unrealized gains for the 2010 six month period were $0.8 million due primarily to the Partnership’s commodity positions held during the period and the downward shift in the natural gas and oil forward curves.

For the 2009 six month period, the Partnership realized derivative gains of $0.8 million as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period of $0.7 million were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the 2010 second quarter, the unrealized gains of $0.2 million were primarily related to the Partnership’s commodity positions, as the forward strip price shifted downward during the quarter, and the widening of the NYMEX-CIG basis differential.

For the 2009 second quarter, the Partnership realized derivative gains of $0.3 million as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period of $0.5 million, were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Natural Gas and Oil Sales Derivative Instruments.  The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  The Partnership has in place a series of collars, fixed-price swaps and a basis swap on a portion of the Partnership’s natural gas and oil production.  See Note 5, Derivative Financial Instruments to the Partnership’s financial statements included in the 2009 Form 10-K for an additional discussion on how each derivative type impacts the Partnership’s cash flows.

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-Mmbtu(1))	Weighted Average Contract Price		Quantity (Gas-Mmbtu(1) Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-Mmbtu(1))	Weighted Average Contract Price	Fair Value at June 30, 2010(2)
		Floors	Ceilings

Natural Gas
CIG
10/01 - 12/31/2010	21,228	$4.75	$9.45	-	$-	-	$-	$12,956
01/01 - 03/31/2011	31,842	4.75	9.45	-	-	-	-	15,868

NYMEX
07/01 - 09/30/2010	-	-	-	64,815	5.56	71,323	(1.88)	(24,317)
10/01 - 12/31/2010	6,523	5.75	8.30	40,041	6.15	48,862	(1.88)	(2,492)
01/01 - 03/31/2011	8,868	5.75	8.30	25,208	6.83	34,076	(1.88)	(3,064)
04/01 - 06/30/2011	-	-	-	65,961	6.78	65,961	(1.88)	23,492
07/01 - 12/31/2011	-	-	-	129,139	6.76	129,139	(1.88)	2,100
2012-2013	14,905	6.00	8.27	452,811	7.05	467,715	(1.88)	(18,612)
Total Natural Gas	83,366			777,975		817,076		5,931

Oil
NYMEX
07/01 - 09/30/2010	-	-	-	2,362	92.96	-	-	39,062
10/01 - 12/31/2010	-	-	-	2,362	92.96	-	-	35,909
01/01 - 03/31/2011	-	-	-	1,248	70.75	-	-	(9,164)
04/01 - 06/30/2011	-	-	-	1,281	70.75	-	-	(10,435)
07/01 - 12/31/2011	-	-	-	2,630	70.75	-	-	(23,010)
Total Oil	-			9,883		-		32,362

Total Natural Gas and Oil								$38,293

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
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

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 13% due to normal production declines for this stage in the wells’ production life cycle in addition to production reductions that resulted from operational constraints during the 2010 second quarter that affected most Partnership wells.  Production and operating costs, excluding the effect of a prior year accrued production tax downward revision recorded in the previous quarter, were higher by $0.2 million primarily due to environmental remediation activities at three Partnership wells.  Production and operating costs per Mcfe were $3.30 for the six months ended June 30 of 2010 compared to $2.12 for the comparable period in 2009.

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 22%, primarily as a result of Wattenberg and Grand Valley fields’ operational constraints that effected most Partnership wells during the 2010 quarter.  Production and operating costs were higher by approximately $0.1 million, primarily due to the environmental remediation activities at three Partnership wells.  Environmental remediation costs recorded during the quarter include an accrual of approximately $68,000 for estimated costs to complete remediation at the two well sites.  Production and operating costs per Mcfe were $3.50 and $1.69 for the quarter ended June 30, 2010 and 2009, respectively.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The Partnership’s DD&A expense decreased approximately $0.2 million during the 2010 six-month period compared to the prior year period.  The DD&A expense reduction was the result of the combined effects of lower DD&A expense rates per Mcfe of $4.20 during the current year quarter compared to $4.46 during the prior year quarter and lower production volumes, noted in previous sections.  The DD&A rate decrease was due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the upward revision in the Partnership’s Wattenberg Field’s proved developed producing natural gas and oil reserves, as calculated by the respective methodologies described above.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $4.18 for the 2010 second quarter, compared to $4.35 during the same quarter in 2009, as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 second quarter compared to the 2009 second quarter is a result of the annual reserve estimate revisions and change in field production mix, noted above.  The lower DD&A expense rate, combined with the effect of the 2010 quarter’s production declines noted in previous sections, resulted in the DD&A expense reduction of $0.1 million for the 2010 second quarter compared to the same 2009 quarter.

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering 79% of the expected natural gas production and 71% of expected oil production for the remainder of 2010, at an average price of $3.91 per Mcf and $92.96 per Bbl, respectively. The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period, which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

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

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

The Partnership had working capital of $0.5 million at June 30, 2010 compared to working capital of $0.8 million at December 31, 2009.  This decrease of approximately $0.3 million was primarily due to the following changes in accounts receivable and payable balances:

•	Natural gas and oil receivables remained substantially unchanged at $0.4 million as of June 30, 2010 and December 31, 2009, respectively.
•	Realized derivative gains receivables decreased by $0.2 million as of June 30, 2010 compared to December 31, 2009.
•	Accounts payable increased by $0.1 as of June 30, 2010 compared to December 31, 2009.

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

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $16,000 and $42,000 for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in July 2004 and has distributed $29.8 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months	Managing	Investor
ended	General Partner	Partners	Total
June 30,	Distributions	Distributions	Distributions

2010	$ 83,437	$ 333,749	$ 417,186

2009	$ 143,399	$ 573,598	$ 716,997

Six months	Managing	Investor
ended	General Partner	Partners	Total
June 30,	Distributions	Distributions	Distributions

2010	$ 219,982	$ 879,932	$ 1,099,914

2009	$ 245,054	$ 980,214	$ 1,225,268

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Operating Activities

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2010, compared to $1.3 million for the comparable period in 2009.  The approximately $0.2 million decrease in cash provided by operating activities was due primarily to the following:

•	An increase in natural gas and oil sales receipts of $0.3 million, or 26%;

•
A decrease in commodity price risk management realized gains receipts of $0.4 million, or 46%; an increase in natural gas and oil production costs of $0.2 million and direct costs – general and administrative of $0.1 million; and

•	An increase in Due from Managing General Partner-other, net, receipts of approximately $0.2 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

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

Index

PDC 2003-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Unit Repurchase Program:  Beginning July 2007, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.  There were no units repurchased during the three months ended June 30, 2010.

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